Form 10QSB
period 2000-02-29
FRANKLYN RESOURCES INC
filed 2000-04-14
CIK 1093170

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended February 29, 2000.

 ....Transition report under section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.

Commission File No:   __000-27911__

                           Franklyn Resources I, Inc.
                 ---------------------------------------
                 (Name of small business in its charter)

      Nevada                              84-1491806
----------------------               -----------------------
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

 Yes __X__  No _____

At 4/06/00 the following shares were outstanding: Common Stock, $0.001 par value, 3,206,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The financial statements of registrant for the three months ended February 29, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                        Franklyn Resources I, Inc.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                       Quarter Ended February 29, 2000

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

The Board of Directors and Stockholders of
Franklyn Resources I, Inc.

We have reviewed the accompanying balance sheet of Franklyn Resources I, Inc. (a development stage company) as of February 29, 2000, and the related statements of operations and cash flows for the three and nine month periods then ended and for the period from inception to February 29, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial statements consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.


Denver, Colorado
April 6, 2000


                                              COMISKEY & COMPANY
                                              PROFESSIONAL CORPORATION

                           Franklyn Resources I, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                               February 29, 2000
                        (See Accountants' Review Report)


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $     118
                                                     ---------

     Total current assets                                  118
                                                     ---------

     TOTAL ASSETS                                    $     118
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                  $       -
                                                     ---------

     Total current liabilities                               -

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value;
     25,000,000 shares authorized;
     3,206,000 shares issued and
     outstanding                                         3,206
   Additional paid-in capital                           60,914
   Deficit accumulated during the
     development stage                                 (64,002)
                                                     ---------
                                                           118
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $     118
                                                     =========

The accompanying notes are an integral part of the financial statements.
                                   2

                                Franklyn Resources I, Inc.
                              (A Development Stage Company)
                                STATEMENTS OF OPERATIONS
                            (See Accountants' Review Report)


                           For the period
                           from inception      For the three  For the nine
                           (February 25,       months ended   months ended
                           1999) to            February 29,   February 29,
                           February 29, 2000   2000           2000
                           ---------------     -------------  -------------

REVENUES                    $            -     $           -  $           -
                            --------------     -------------  -------------

EXPENSES
  Legal fees                           250                 -            250
  Office supplies                      100               100            100
  Professional fees                  2,273               300          2,273
  Selling, general and
   administrative                   60,989                 -            125
  Transfer agent                       390                 -            390
                           ---------------     -------------   ------------

      Total expense                 64,002               400          3,138
                           ---------------     -------------   ------------

NET LOSS                           (64,002)             (400)        (3,138)

Accumulated deficit
  Balance, beginning of period           -           (63,602)       (60,864)
                           ---------------      -------------  ------------

  Balance, end of period   $       (64,002)    $     (64,002)  $    (64,002)
                           ===============     =============   ============
NET LOSS PER SHARE         $         (0.02)    $        (NIL)  $       (NIL)
                           ===============     =============   ============

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING          3,206,000         3,206,000      3,206,000
                           ===============     =============   ============

The accompanying notes are an integral part of the financial statements.
                                  3

                                 Franklyn Resources I, Inc.
                               (A Development Stage Company)
                                 STATEMENTS OF CASH FLOWS
                              (See Accountants' Review Report)

                                        For the period
                                        from inception
                                        (February 25,         For the nine
                                        1999) to              months ended
                                        February 29,          February 29,
                                        2000                  2000
                                        --------------        -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                              $      (64,002)       $      (3,138)
  Adjustments to reconcile
     net loss to net cash used
     by operating activities:
    Stock issued for services                   60,325                    -
                                        --------------        -------------

  Net cash used by
   operating activities                         (3,677)              (3,138)

CASH FLOWS FROM
    INVESTING ACTIVITIES                             -                    -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of common stock                       3,795                   40
  Decrease in stock subscription
   receivable                                        -                   25
  Decrease in stock subscribed                       -                  (40)
                                       ---------------       --------------

  Net cash provided by
   financing activities                          3,795                   25
                                       ---------------       --------------

  Net increase (decrease) in
   cash and cash equivalents                       118               (3,113)

CASH AND CASH EQUIVALENTS,
  Beginning of period                                -                3,231
                                       ---------------       --------------

CASH AND CASH EQUIVALENTS,
 End of period                         $           118       $          118
                                       ===============       ==============

The accompanying notes are an integral part of the financial statements.
                                 4

                            Franklyn Resources I, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 February 29, 2000
                        (See Accountants' Review Report)


1.  Management's Representation of Interim Financial Information
    ------------------------------------------------------------

The accompanying financial statements have been prepared by Park Hill Capital I, Corp. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at May 31, 1999.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATIONS.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet for the period ending February 29, 2000, reflects a current asset value of $118 and a total asset value of $118, exclusively in the form of cash.

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

Results of Operations

        During the period from February 25, 1999 (inception) through February 29, 2000, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

        For the quarter and initial period ended February 29, 2000, the Company experienced losses of $400 and $63,602 respectively. Of this $60,325 of services was settled for shares of stock in the Company.

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

       There have been no reports on Form 8-K for the quarter ending February 29, 2000.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklyn Resources I, Inc.
(Registrant)

Date: April 6, 2000

/s/
Frank Kramer, President