Form 10QSB/A
period 2000-02-29
FRANKLYN RESOURCES INC
filed 2000-04-14
CIK 1093170

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB/A

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

        For the quarter and initial period ended February 29, 2000, the Company experienced losses of $400 and $64,002 respectively. Of this $60,325 of services was settled for shares of stock in the Company.

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