Form 10KSB/A
period 2000-05-31
FRANKLYN RESOURCES INC
filed 2000-09-28
CIK 1093170

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              Form 10-KSB/A

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


PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

       Franklyn Resources I, Inc. (The Company was incorporated under the laws of the State of Nevada on March 3, 1999, and is in the developmental stage. From inception through the end of its fiscal year ending May 31, 2000, the Company has raised $3,795 in a private placement. For the period of inception in 1999 through date hereof, the Company had no revenues or business. The Company has no commercial operations as of date hereof. The Company has no full-time employees and owns no real estate.

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

Results of Operations

       During the period from March 3, 1999 (inception) through
May 31, 2000, the Company has accumulated a deficit of $65,331.
During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

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

FRANKLYN RESOURCES I, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

                              For the period                 For the period
                               from inception   For the year       March 3,
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

Consideration of Other Comprehensive Income Items
SFAF 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended May 31, 2000, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

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

3.     Related Party Transactions
As of the date hereof, Frank L. Kramer and Deborah A. Salerno are the officers and directors of the Company, and are the beneficial owners of 2,150,000 shares of its issued and outstanding common stock, constituting approximately 67% of the Company's issued and outstanding common stock. The shares were issued for cash at $0.001 per share and services provided which have been valued at a total of $40,850.

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